Form 10QSB
period 2007-09-30
High Point Transport, Inc.
filed 2007-11-19
CIK 1409154

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

[ X ]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended: September 30, 2007

[___]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from _______ to ______

COMMISSION FILE NUMBER 000-52756

HIGH POINT TRANSPORT, INC.
(Exact name of Registrant as specified in charter)

FLORIDA	20-4871281
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

23730 County Road  675, Myakka City, Florida  34251
(Address of principal executive offices)   (ZIP Code)

(941) 545-7800
 (Registrant's telephone no., including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes [X]    No [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes [  ]     No [X]

The number of shares outstanding of each of the issuer’s classes of common equity, as of November 19, 2007 was 7,560,000 shares.

Transitional Small Business Disclosure Format: Yes [  ]     No [X]

PART I– FINANCIAL INFORMATION

Item 1.  Financial Statements

High Point Transport, Inc.
(A Development Stage Enterprise)
Balance Sheet
September 30, 2007 (Unaudited)

ASSETS
Current assets
Cash and cash equivalents	$-
Prepaid expenses	8,200
Total current assets	8,200
Deferred acquisition and offering costs	40,000
Total assets	$48,200

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$15,029
Accrued expenses ($141,346 related party)	152,391
Loan payable – Related party	3,943
Total current liabilities	171,363

Loan payable	50,000

Stockholders’ Deficit
Common stock, $.0001 par value, 50,000,000 shares
authorized, 6,550,000 shares issued and outstanding at
September 30, 2007	655
Additional paid-in capital	83,959
Stock subscription paid in advance
Defict accumulated during the development stage	(257,777)
Total stockholders’ deficit	(173,163)

Total Liabilities and Stockholders' Deficit	$48,200

The accompanying notes are an integral part of these financial statements.

High Point Transport, Inc.
(A Development Stage Enterprise)
Statements of Operations (Unaudited)

	Period May 15,	Nine Months			Period May 15,
	2006 (inception) to	Ended	Three Months Ended		2006 (inception)
	------------------- September 30,-------------------		---------------- September 30,----------------		to September 30,
	2006	2007	2006	2007	2007

Net sales	$-	$-	$-	$-	$-

Operating expenses
Salaries and benefits	22,000	141,346	13,000	47,115	165,847
Consulting services	-	24,745	-	15,750	24,745
Other general & administrative	4,799	35,091	3,743	14,376	43,202
Legal & accounting	13,733	17,250	6,733	7,500	23,983
Operating loss	(40,532)	(218,432)	(23,476)	(84,741)	(257,777)

(Loss) from operations before income taxes	(40,532)	(218,432)	(23,476)	(84,741)	(257,777)

Provision for income taxes	-	-	-	-	-
Net loss	$(40,532)	$(218,432)	$(23,476)	$(84,741)	$(257,777)

Net (loss) per share
Basic	$(40.53)	$(0.17)	$(23.48)	$(0.02)	$(0.40)
Diluted	$(40.53)	$(0.17)	$(23.48)	$(0.02)	$(0.40)

Weighted average common shares outstanding
Basic	1,000	1,286,516	1,000	3,815,630	646,311
Diluted	1,000	1,286,516	1,000	3,815,630	646,311

The accompanying notes are an integral part of these financial statements.

High Point Transport, Inc.
(A Development Stage Enterprise)
Statements of Changes in Stockholders’ Deficit
For the Period May 15, 2006 (date of inception) through December 31, 2006 and for the Nine Months Ended September 30, 2007

					Deficit
				Stock	Accumulated
				Subscription	During the
	Common		Additional	Paid in	Development
	Shares	Stock	Paid-in Capital	Advance	Stage	Total
Balance at May 15, 2006 (Date of Inception)	-	$-	$-	$-	$-	$-
Issuance of common shares in
exchange cash paid for expenses	1,000	0	75	-	-	75
Contributed services and office space	-	-	28,425	-		28,425
Net (loss) for the period	–	–	-	-	(39,345)	(39,345)
Balance at December 31, 2006	1,000	-	28,500	-	(39,345)	(10,845)
Contributed office space	-	-	2,400	-	-	2,400
Stock subscription paid in advance				50,000	-	50,000
Net (loss) for the period	-	-	-	-	(133,691)	(133,691)
Balance at June 30, 2007	1,000	-	30,900	50,000	(173,036)	(92,136)
Stock issued for cash	5,999,000	600	1,112	-	-	1,712
Stock issued for services	500,000	50	9,950			10,000
Stock subscribed, net of offering costs	50,000	5	41,997	(50,000)	-	(7,998)
Net (loss) for the period	-	-	-	-	(84,741)	(84,741)
Balance at September 30, 2007 (unaudited)	6,550,000	$655	$83,959	$-	$(257,777)	$(173,163)

The accompanying notes are an integral part of these financial statements.

High Point Transport, Inc.
(A Development Stage Enterprise)
Statements of Cash Flows (Unaudited)

	Period May 15, 2006 (inception) to September 30, 2006	Nine Months Ended September 30, 2007	Period May 15, 2006 (inception) to September 30, 2007

Cash Flows From Operating Activities
Net (Loss) from continuing operations	$(40,532)	$(218,432)	$(257,777)
Adjustments to reconcile earnings from continuing operations to net cash used by operating activities:
Contributed services and office space	24,726	12,401	40,825
Change in working capital components:
Prepaid expenses	-	(8,200)	(8,200)
Accrued expenses	-	152,391	152,391
Accounts payable	7,731	7,298	15,029
Net cash (used) by operating activities	(8,075)	(54,542)	(57,732)

Cash Flows From Investing Activities
Deferred offering costss	(997)	(32,002)	(40,000)
Net cash (used) in investing activities	(997)	(32,002)	(40,000)

Cash Flows From Financing Activities
Issuance of stock in exchange for payment of expenses	75	-	75
Loan payable	-	50,000	50,000
Stock subscription paid in advance	-	-	-
Net proceeds from sale of common stock		43,713	43,714
Proceeds (repayments) of loan payable – Related party	8,997	(7,169)	3,943
Net cash provided by investing activities	9,072	86,544	97,732
Net increase (decrease) in cash and cash equivalents	-	-	-

Cash And Cash Equivalents
Beginning of period	-	-	-
End of the period	$-	$-	$-

The accompanying notes are an integral part of these financial statements.

HIGH POINT TRANSPORT, INC.
(A Development Stage Enterprise)
Notes to Financial Statements

1. Business and Summary of Significant Accounting Policies

(a)   Basis of Presentation

The balance sheet as of September 30, 2007, the statements of operations and statements of cash flows for the nine months ended September 30, 2007 and 2006, and for the period May 15, 2006 (date of inception) through September 30, 2007 have been prepared by the Company without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures, normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted as allowed by such rules and regulations, and the Company believes that the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ending September 30, 2007 are not necessarily indicative of results expected for the full year ending December 31, 2007.  In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position, results of operations and changes in financial position at September 30, 2007 and for all periods presented, have been made.

These financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2006, included in our Registration Statement on Form 10-SB filed on August 29, 2007. Operating results for interim periods are not necessarily indicative of operating results for an entire fiscal year or any other future periods.

The nature of the business and a summary of the significant accounting policies in conformity with accounting principles generally accepted in the United States of America, and consistently applied in the preparation of the accompanying financial statements are as follows:

(b)   Development Stage Enterprise

High Point Acquisition, Inc. was formed as a Florida corporation on May 15, 2006.  Effective August 2, 2007, the Company changed its name to High Point Transport, Inc., (the “Company”).  The Company was a development stage company and its primary focus is to enter into the transport service business through acquisitions of trucking companies.  On October 25, 2007, the Company consummated an acquisition of an operating company, Cannon Freight Systems, Inc. at which time the Company ceased to be a development stage company.

(c)   Revenue Recognition

The Company has not established its revenue recognition policy.

 (d)   Fair Value of Financial Instruments

The carrying amounts of accounts payable and loan payable approximates their fair value at September  30, 2007, because of the short maturity of these instruments.

(d)   Income Taxes

The Company records federal and state income tax liability in accordance with SFAS 109 – Accounting for Income Taxes.  Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss, and deferred tax liabilities are recognized for taxable temporary differences.  Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases.  Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized.  Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

(e)   Earnings (Loss) Per Share

Basic EPS is calculated by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period.  Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

(f)   Impact of Recently Issued Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115.” SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently evaluating if it will elect the fair value option for any of its eligible financial instruments and other items.

2.  Related Parties Disclosures

(a)   Office Space

During the Company's initial stage, it had limited need for use of office space or equipment.  Since the Company’s inception to through June 30, 2007, Mr. Henley, the president of the Company has provided office space valued at $2,400, as contributed capital.   During the three months ended September 30, 2007, the Company paid Mr. Henley $400 per month for the use of the office.  The Board has estimated the fair value of such rental based on comparable value of rentals in the local market. Rent expense for nine months ended September 30, 2007 was $3,600, for the nine months (period) ended September 30, 2006 was $1,800, and from May 15, 2006 (inception) to September 30, 2007 was $6,600.

(b)   Advances

During the nine months ended September 30, 2007, Mr. Henley paid expenses on behalf of the Company amounting to $24,748.  During this period, the Company repaid loans to Mr. Henley in the amount of $31,917.

During the period May 15, 2006 (date of inception) to September 30, 2007, paid expenses on behalf of the Company, net of reimbursements of $31,917, amounting to $3,943, leaving $3,943 outstanding at September 30, 2007.

3.   Stock Transactions

On August 2, 2007, the sole shareholder and director approved an amendment to the Company’s articles of incorporation to (a) change the name of the company from High Point Acquisition, Inc. to High Point Transport, Inc.; (b) increase the number of common shares High Point is authorized to issue from 1,000 to 50,000,000; and (c) to retain the par value of its common stock at $0.0001 per share.

On August 7, 2007, the Company sold 5,999,000 shares of the Company’s common stock to Paul A. Henley in exchange for the payment of $1,712 in cash.

On August 7, 2007, the Company issued 200,000 shares of the Company’s common stock to its legal counsel and its Chief Financial Officer in exchange for services.  The Board considered the value of the services rendered at $0.02 per share.

On August 7, 2007, the Company issued 300,000 shares of the Company’s common stock to an independent consultant in exchange for services.  The Board considered the value of the services rendered at $0.02 per share.

On March 25, 2007, the Company offered for sale a maximum of 500,000 shares of its common stock at $1.00 per share pursuant to the terms of a Private Offering Memorandum.  The Company closed the offering on June 1, 2007 after selling 50,000 shares.  Net proceeds from the offering were approximately $42,000, after deducting offering costs.  The shares were offered on a “best efforts, all or none” basis by our officer and director who did not receive any compensation for such services.

4.  Income Taxes

There is no current or deferred income tax expense or benefit allocated to continuing operations for three and nine months ended September 30, 2007 and 2006, or for the period May 15, 2006 (date of inception) through September 30, 2007.

The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2007 based on uncertainties concerning the Company’s ability to generate taxable income in future periods. The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

5.  Commitments

Effective January 1, 2007, the Company entered into a three-year employment agreement with Paul A. Henley, its President and Chief Executive Officer.  Under the employment agreement, Mr. Henley is to receive a base annual salary in the amount of $175,000, four weeks vacations, and participation in all employee benefit plans afforded to other employees.

6.  Subsequent Events

(a)   Convertible Debenture.

On October 24, 2007, the Company borrowed $1,300,000 from an unrelated individual secured by a 10% convertible debenture due December 31, 2008.  The debenture was convertible into the Company’s $0.0001 par value common stock at $1.00 per share through the debenture's maturity date.  The debenture is collateralized and evidenced by UCC filings on certain equipment of Cannon Freight Systems not otherwise encumbered.

(b)   Acquisition of Cannon Freight Systems, Inc.

On October 17, 2007, the Company entered into a Stock Purchase Agreement with the sole shareholder of Cannon Freight Systems, Inc., a Michigan corporation.  The effective date of the agreement was October 25, 2007, by the payment to the sole shareholder of Cannon the following:  (1) the payment of $1,000,000 in cash, (2) a promissory note in the amount of $1,000,000 due January 31, 2008 along with accrued interest at the rate of 10% per annum, (3) a convertible promissory note in the amount of $1,000,000 due October 25, 2008 with interest at the rate of 10% per annum, and (4) 1,000,000 shares of the Company’s $0.0001 par value common stock.

The Company also issued its promissory note in replacement to an open account due to the sole shareholder of Cannon in the amount of $303,782, bearing interest at the rate of 10% per annum, payable monthly over a one-year period beginning April 25, 2008.  The promissory notes and convertible note are secured by Mr. Henley’s common stock in the Company, and all of Cannon’s common stock owned by the Company.

(c)   Employment Agreement

Effective October 25, 2007, Cannon Freight Systems entered into a three-year employment agreement with Anthony Vallone, Sr., its President and Chief Operating Officer.  Under the employment agreement, Mr. Vallone is to receive a base annual salary in the amount of $225,000, five weeks vacations, and bonuses for Cannon meeting certain performance levels and successful acquisition of other companies; and participation in all employee benefit plans afforded to other employees.  The Company is a guarantor of this employment agreement.

(d)   Changes in Board of Directors

In connection with the acquisition of Cannon Freight Systems, Mr. Vallone was appointed to the Company’s Board of Directors on October 25, 2007.

On November 8, 2007, Mr. Ronald L. Milewski was elected to the Company’s Board of Directors, as an independent director, and also appointed as the sole member of the audit committee.

7.   Pro-Forma Information

The pro-forma presentation of the Company and Cannon’s capital structure, taking into consideration the above transactions as though the transaction occurred on December 31, 2006 for balance sheet purposes, and January 1, 2006 for the statement of operations, is as follows:

PRO FORMA BALANCE SHEET December 31, 2006
Assets
	High Point	Cannon Freight		ProForma Adjustments	ProForma Condensed Combined
Current assets:
Cash	$-	$102,664	A	$1,300,000	$202,664
			B	(1,000,000)
			C	(200,000)
Trade receivables, net	-	4,396,799			4,396,799
Prepaid expenses	-	286,429			286,429
Other current assets	7,998	186,343			194,341
Total current assets	7,998	4,972,235		100,000	5,080,233

Property and equipment, net of depreciation	-	2,246,707	B	4,456,752	6,703,459

Total assets	$7,998	$7,218,942		$4,556,752	$11,783,692

Liabilities and Shareholder's Equity

Current liabilities:
Trade accounts payable & accrued liabilities	$7,731	$1,385,872	C	$(456,752)	$1,650,355
			C	200,000
Line of credit		2,950,000			2,950,000
Notes payable, related party	11,112	339,052	B	(1,000,000)	1,350,164
Notes & capital lease obligations - current		920,691	A	(1,300,000)	2,220,691
Total current liabilities	18,843	5,595,615		(2,556,752)	8,171,210

Long term debt
Notes & capital lease obligations, long-term	-	985,761	B	(1,000,000)	1,985,761

Shareholder's equity
Common stock	-	1,500	B	(1,000)	2,500
Paid-in capital	28,500	-	B	(999,000)	1,027,500
Retained earnings	(39,345)	636,066			596,721
Total shareholder's equity	(10,845)	637,566		(1,000,000)	1,626,721

Total liabilities and shareholder's equity	$7,998	$7,218,942		$(4,556,752)	$11,783,692

PRO FORMA STATEMENT OF OPERATIONS Year ending December 31, 2006
	High Point	Cannon Freight	ProForma Adjustments	ProForma Condensed Combined

Operating revenues	$-	$24,880,984	$-	$24,880,984

Operating expenses:
Salaries, wages and employee benefit	24,500	14,434,783	-	14,459,283
Fuel and fuel taxes	-	3,371,439	-	3,371,439
Depreciation and amortization	-	417,269	-	417,269
General and administrative expenses	14,845	815,171	-	830,016
Operating supplies & expenses	-	5,393,750	-	5,393,750
Total operating expenses	39,345	24,432,412	-	24,471,757

Operating income	(39,345)	448,572	-	409,227

Other Income & Expenses
Interest expense	-	(328,736)	-	(328,736)

Income before income taxes	-	119,836	-	119,836

Pro forma (income taxes) benefit	9,836	(29,986)	-	(20,150)

Pro forma net income	$(29,509)	$89,850	$-	$60,341

Loss per common shares
Basic				$60.34
Fully diluted				$0.03

Weighted average number of common
shares outstanding
Basic				1,000
Fully diluted				2,301,000

The pro forma adjustments are summarized as follows:

a.	To record the proceeds from the issuance of a 10% convertible debenture due one year from date of issuance.
b.
To record acquisition of 100% of the capital stock of Cannon in exchange for $1,000,000 in cash, a promissory note for $1,000,000 due January 31, 2008, a convertible promissory note of $1,000,000 due October 25, 2008, and the issuance of 1,000,000 shares of High Points $0.0001 par value common stock, and to record the business broker’s commission on the purchase of Cannon Freight Systems.

c.	To record the payment of $200,000 at closing towards the brokers’ commission on the purchase of Cannon Freight Systems.

Item 2.  Management's Discussion and Analysis or Plan of Operation

SIGNIFICANT ACCOUNTING POLICIES AND ESTIMATES.

Our significant accounting policies are more fully described in Note 1 to the financial statements. However, certain accounting policies are particularly important to the portrayal of our financial position and results of operations and require the application of significant judgment by our management; as a result they are subject to an inherent degree of uncertainty. In applying these policies, our management uses their judgment to determine the appropriate assumptions to be used in the determination of certain estimates. Those estimates are based on our historical operations, terms of existing contracts, our observance of trends in the industry, information provided by our customers and information available from other outside sources, as appropriate.

Our significant accounting policies include:

-  Long-Lived Assets - We depreciate property and equipment and amortize intangible assets, including software development costs over the respective assets’ estimated useful life and periodically review the remaining useful lives of our assets to ascertain that our estimate is still valid. If we determine a useful life has materially changed, we either change the useful life or write the asset down or if we determine the asset has exhausted its useful life, write the asset off completely.

-  Stock Based Compensation - We record stock base compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation", which provides for the use of a fair value based method of accounting for stock-based compensation. However, we record the compensation cost for stock options granted to employees using the intrinsic value method of accounting as prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees", which only requires charges to compensation expense for the excess, if any, of the fair value of the underlying stock at the date a stock option is granted (or at an appropriate subsequent measurement date) over the amount the employee must pay to acquire the stock. We have elected to account for employee stock options using the intrinsic value method under APB 25, however, under SFAS 123 we are required to provide pro forma disclosures of net loss as if a fair value based method of accounting had been applied.

-  Income Taxes - We record federal and state income tax liability in accordance with SFAS 109 - Accounting for Income Taxes. Deferred income taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when we determine that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We also adjust deferred tax assets and liabilities for the effects of changes in tax laws and rates on the date of enactment.

-  Earnings (Loss) Per Share - We calculate EPS by dividing earnings (loss) available to common shareholders by the weighted average number of common shares outstanding during each period. Diluted EPS is similarly calculated, except that the denominator includes common shares that may be issued subject to existing rights with dilutive potential, except when their inclusion would be anti-dilutive.

PLAN OF OPERATIONS

The Company was a development stage company and its primary focus is to enter into the transport service business through acquisitions of trucking companies.  On October 25, 2007, the Company consummated an acquisition of an operating company, Cannon Freight Systems, Inc. at which time the Company ceased to be a development stage company.

LIQUIDITY AND CAPITAL RESOURCES

For period from May 15, 2006 (date of inception) through September 30, 2007 we incurred a net loss of $257,777. Of this loss, $162,950 of expenses that did not require the use of cash, consisting of $131,250 for compensation and benefits for services provided by Paul A. Henley, our President and CEO, and $26,300 in services and $5,400 in value of office space contributed by Mr. Henley, which reduced the cash used in operations to $54,542.

On October 24, 2007, we borrowed $1,300,000 from an unrelated individual on a 10% convertible debenture due December 31, 2008.  The debenture is convertible into our common stock at $1 per share.  This loan allowed us to close on the acquisition of Cannon Freight Systems, a Michigan trucking company, which required a $1,000,000 down payment, and provided us with additional working capital.  Management believes that we have adequate resources to accomplish this goal during the next twelve months, without raising additional funding.

The liquidity needs will follow closely our efforts to secure funding.  As we secure funding we will allocate the available funds to the implementation of those portions of our business growth plan necessary to grow our business.

At September 30, 2007, we had no contractual obligation or material commercial commitments for capital expenditures.

Item 3.  Controls and Procedures

The Company’s management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) that is designed to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including its principal executive officer or officers and principal financial officer or officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report. Based on that evaluation, the Company’s Principal Executive Officer and Principal Financial Officer concluded that at September 30, 2007, the Company’s disclosure controls and procedures are effective, to provide reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms. There have been no changes to the Company’s internal controls over financial reporting that occurred during our the period ended September 30, 2007, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 3A(T).

Not applicable

PART II – OTHER INFORMATION

Item 1.  Legal Proceedings

The registrant is not engaged in any legal proceedings at the date of this report.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The registrant has not sold any equity securities since the sale on October 25, 2007 reported on Form 8-K as of that date.

Item 3. Defaults Upon Senior Securities.

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

31.A	Principal Executive Officer's Certification

31.B	Principal Accounting Officer's Certification

32	Certification Pursuant to 18 U.S.C. Ssction 1350

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant cause this report to be signed on its behalf by the undersigned, thereunto duly authorized.

High Point Transport, Inc. (Registrant)

Date: November 19, 2007	By:	/s/ Paul A. Henley
Paul A. Henley President & Principal Executive Officer

Date: November 19, 2007	By:	/s/ Cristino L. Perez
Cristino L. Perez Principal Financial & Accounting Officer